Form 10-K
period 2022-12-31
JPMCC Commercial Mortgage Securities Trust 2019-COR5
filed 2023-03-13
CIK 1774801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021.  On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings.  The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds.  The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances.   On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement.  U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court.  A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM.  Both requests for leave were denied by the First Department.  On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding  in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM.  On September 7, 2021, the court denied the motion to renew.  CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022.  On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew.  On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision.  On March 24, 2022, the court denied the relief sought in the motion to reargue.  CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022.  The appeal was dismissed as being non-appealable on August 30, 2022.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.10       Wells Fargo Bank, National Association, as Trustee of the Brooklyn Renaissance Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Brooklyn Renaissance Plaza Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the Brooklyn Renaissance Plaza Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.16       Wells Fargo Bank, National Association, as Trustee of the Hyde Park Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Hyde Park Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Hyde Park Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.22       Wells Fargo Bank, National Association, as Trustee of the Hampton Roads Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Hampton Roads Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the Hampton Roads Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.1)

33.28       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 33.5)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.34       Wells Fargo Bank, National Association, as Trustee of the NOV Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the NOV Headquarters Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the NOV Headquarters Mortgage Loan (see Exhibit 33.5)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.39       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.40       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.45       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 320-324 West 14th Street Mortgage Loan (see Exhibit 33.4)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.51       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 446-450 West 19th Street Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.57       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 57-59 Second Avenue Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.63       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 43 West 27th Street Mortgage Loan (see Exhibit 33.4)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.69       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (see Exhibit 33.4)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.75       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 610 East 9th Street Mortgage Loan (see Exhibit 33.4)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.81       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 402 East 12th Street Mortgage Loan (see Exhibit 33.4)

33.84       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.87       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 316 West 14th Street Mortgage Loan (see Exhibit 33.4)

33.90       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.93       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 808 Lexington Avenue Mortgage Loan (see Exhibit 33.4)

33.96       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.99       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.100     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 1384 First Avenue Mortgage Loan (see Exhibit 33.4)

33.102     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.105     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.106     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.107     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 329 Union Street Mortgage Loan (see Exhibit 33.4)

33.108     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.109     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.111     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.112     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.113     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 350 East 13th Street Mortgage Loan (see Exhibit 33.4)

33.114     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.115     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.117     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.118     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.119     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 358 & 362 11th Street Mortgage Loan (see Exhibit 33.4)

33.120     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.121     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.123     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.124     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.125     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 42 Sidney Place Mortgage Loan (see Exhibit 33.4)

33.126     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.127     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.129     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.130     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.131     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 295 DeGraw Street Mortgage Loan (see Exhibit 33.4)

33.132     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.133     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.135     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.136     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.137     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 106 Bedford Avenue Mortgage Loan (see Exhibit 33.4)

33.138     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.139     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.141     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 413 South 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.142     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 413 South 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.143     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 413 South 5th Street Mortgage Loan (see Exhibit 33.4)

33.144     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 413 South 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.145     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.147     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.148     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.149     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 522 East 5th Street Mortgage Loan (see Exhibit 33.4)

33.150     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.151     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.153     CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.154     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.155     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 33.4)

33.156     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.158     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.159     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.160     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.161     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.162     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.164     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.165     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.166     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.4)

33.167     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.5)

33.168     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.10       Wells Fargo Bank, National Association, as Trustee of the Brooklyn Renaissance Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Brooklyn Renaissance Plaza Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the Brooklyn Renaissance Plaza Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.16       Wells Fargo Bank, National Association, as Trustee of the Hyde Park Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Hyde Park Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Hyde Park Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.22       Wells Fargo Bank, National Association, as Trustee of the Hampton Roads Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Hampton Roads Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the Hampton Roads Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.1)

34.28       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 34.5)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.34       Wells Fargo Bank, National Association, as Trustee of the NOV Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the NOV Headquarters Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the NOV Headquarters Mortgage Loan (see Exhibit 34.5)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.39       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.40       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.45       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 320-324 West 14th Street Mortgage Loan (see Exhibit 34.4)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.51       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 446-450 West 19th Street Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.57       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 57-59 Second Avenue Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.63       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 43 West 27th Street Mortgage Loan (see Exhibit 34.4)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.69       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (see Exhibit 34.4)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.75       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 610 East 9th Street Mortgage Loan (see Exhibit 34.4)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.81       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 402 East 12th Street Mortgage Loan (see Exhibit 34.4)

34.84       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.87       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 316 West 14th Street Mortgage Loan (see Exhibit 34.4)

34.90       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.93       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 808 Lexington Avenue Mortgage Loan (see Exhibit 34.4)

34.96       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.99       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.100     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 1384 First Avenue Mortgage Loan (see Exhibit 34.4)

34.102     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.105     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.106     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.107     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 329 Union Street Mortgage Loan (see Exhibit 34.4)

34.108     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.109     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.111     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.112     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.113     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 350 East 13th Street Mortgage Loan (see Exhibit 34.4)

34.114     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.115     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.117     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.118     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.119     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 358 & 362 11th Street Mortgage Loan (see Exhibit 34.4)

34.120     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.121     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.123     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.124     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.125     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 42 Sidney Place Mortgage Loan (see Exhibit 34.4)

34.126     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.127     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.129     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.130     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.131     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 295 DeGraw Street Mortgage Loan (see Exhibit 34.4)

34.132     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.133     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.135     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.136     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.137     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 106 Bedford Avenue Mortgage Loan (see Exhibit 34.4)

34.138     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.139     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.141     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 413 South 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.142     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 413 South 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.143     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 413 South 5th Street Mortgage Loan (see Exhibit 34.4)

34.144     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 413 South 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.145     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.147     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.148     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.149     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 522 East 5th Street Mortgage Loan (see Exhibit 34.4)

34.150     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.151     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.153     CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.154     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.155     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 34.4)

34.156     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.158     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.159     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.160     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.161     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.162     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.164     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.165     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.166     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.4)

34.167     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.5)

34.168     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator

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

Date: March 13, 2023