Form 10-K
period 2023-12-31
JPMCC Commercial Mortgage Securities Trust 2019-COR5
filed 2024-03-13
CIK 1774801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-226123-04

Central Index Key Number of the issuing entity: 0001774801

JPMCC Commercial Mortgage Securities Trust 2019-COR5

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the SWVP Portfolio Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 413 South 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan and the special servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the SWVP Portfolio Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the SWVP Portfolio Mortgage Loan from May 10, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the 3 Columbus Circle Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 413 South 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the ICON Upper East Side Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Greenleaf at Howell Mortgage Loan, Situs Holdings, LLC as special servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 413 South 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 413 South 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the 3 Columbus Circle Mortgage Loan, CWCapital Asset Management LLC as special servicer of the ICON Upper East Side Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Greenleaf at Howell Mortgage Loan and Situs Holdings, LLC as special servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 413 South 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.154     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.155     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 33.4)

33.156     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.157     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.158     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.159     K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.160     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.161     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.162     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.163     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.164     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.1)

33.165     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.166     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.167     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.4)

33.168     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.5)

33.169     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.154     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.155     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 34.4)

34.156     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.157     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.158     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.159     K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.160     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.161     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.162     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.163     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.164     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.1)

34.165     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.166     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.167     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.4)

34.168     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.5)

34.169     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.54       CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SWVP Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.57       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 35.1)

35.59       Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 13, 2024