Form 10-K
period 2024-12-31
JPMCC Commercial Mortgage Securities Trust 2019-COR5
filed 2025-03-17
CIK 1774801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Loan Core Capital Markets LLC

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan and the ICON 18 - 522 East 5th Street Mortgage Loan, which constituted approximately 0.5%, 0.5%, 0.4%, 0.4%, 0.3%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.1%, 0.1% and 0.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan and the ICON 18 - 522 East 5th Street Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan or the ICON 18 - 522 East 5th Street Mortgage Loan and one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2019-ICON transaction (the “JPMCC 2019-ICON Transaction”). These loan combinations, including the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan and the ICON 18 - 522 East 5th Street Mortgage Loan, are being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2019-ICON Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. The ICON 18 - 413 South 5th Street Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the JPMCC 2019-ICON Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the SWVP Portfolio Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 3 Columbus Circle Mortgage Loan, the SWVP Portfolio Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Brooklyn Renaissance Plaza Mortgage Loan, the Hyde Park Multifamily Portfolio Mortgage Loan, the Hampton Roads Office Portfolio Mortgage Loan, the Vie Portfolio Mortgage Loan, the NOV Headquarters Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan and the Greenleaf at Howell Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, the trust and servicing agreement for the JPMCC 2019-ICON Transaction, the trust and servicing agreement for the JPMCC 2019-ICON UES Transaction, the pooling and servicing agreement for the BBCMS 2019-C3 Transaction and the pooling and servicing agreement for the Benchmark 2019-B11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Brooklyn Renaissance Plaza Mortgage Loan, the Hyde Park Multifamily Portfolio Mortgage Loan, the Hampton Roads Office Portfolio Mortgage Loan, the Vie Portfolio Mortgage Loan, the NOV Headquarters Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan and the Greenleaf at Howell Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 3 Columbus Circle Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the SWVP Portfolio Mortgage Loan and the Greenleaf at Howell Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 3 Columbus Circle Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the ICON Upper East Side Portfolio Mortgage Loan, the Greenleaf at Howell Mortgage Loan, the SWVP Portfolio Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the ICON Upper East Side Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Greenleaf at Howell Mortgage Loan, Situs Holdings, LLC as special servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association, as primary servicer of the 3 Columbus Circle Mortgage Loan, LNR Partners, LLC as special servicer of the 3 Columbus Circle Mortgage Loan, CWCapital Asset Management LLC as special servicer of the ICON Upper East Side Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Greenleaf at Howell Mortgage Loan, K-Star Asset Management LLC, as special servicer of the SWVP Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of Interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement was scheduled for March 16, 2023 and was continued to May 5, 2023. The court approved the settlement in a decision dated April 8, 2024. An appeal of the Court’s decision was filed by one party, Cobalt LLC, which is believed to be focused solely on the timing of the distribution of the $27.5 million and not with respect to CWCAM’s liability or the amount paid. The appeal brief is due on September 1, 2024. The matter was subsequently resolved by the parties and approved by the Court and no further proceedings are required. The matter is closed.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Summary judgment briefing is scheduled to conclude on June 18, 2024. Oral argument was heard on October 22, 2024 and the court has taken the arguments under consideration. The timing of a decision is unknown. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 43 West 27th Street Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 522 East 5th Street Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan and the ICON 18 - 295 DeGraw Street Mortgage Loan, which are being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2019-ICON Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit N to the trust and servicing agreement for the JPMCC 2019-ICON Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2019-ICON Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.34       Wells Fargo Bank, National Association, as Trustee of the NOV Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the NOV Headquarters Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the NOV Headquarters Mortgage Loan (see Exhibit 33.5)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.38       KeyBank National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.1)

33.40       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.41       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (see Exhibit 33.1)

33.46       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 320-324 West 14th Street Mortgage Loan (see Exhibit 33.4)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (see Exhibit 33.1)

33.52       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 446-450 West 19th Street Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (see Exhibit 33.1)

33.58       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 57-59 Second Avenue Mortgage Loan (see Exhibit 33.4)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (see Exhibit 33.1)

33.64       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 43 West 27th Street Mortgage Loan (see Exhibit 33.4)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (see Exhibit 33.1)

33.70       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (see Exhibit 33.4)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (see Exhibit 33.1)

33.76       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 610 East 9th Street Mortgage Loan (see Exhibit 33.4)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (see Exhibit 33.1)

33.82       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 402 East 12th Street Mortgage Loan (see Exhibit 33.4)

33.85       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (see Exhibit 33.1)

33.88       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 316 West 14th Street Mortgage Loan  (Omitted. See Explanatory Notes.)

33.90       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 316 West 14th Street Mortgage Loan (see Exhibit 33.4)

33.91       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (see Exhibit 33.1)

33.94       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.96       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 808 Lexington Avenue Mortgage Loan (see Exhibit 33.4)

33.97       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (see Exhibit 33.1)

33.100      Situs Holdings, LLC, as Special Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 1384 First Avenue Mortgage Loan (see Exhibit 33.4)

33.103     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 329 Union Street Mortgage Loan (see Exhibit 33.1)

33.106     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.107     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.108     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 329 Union Street Mortgage Loan (see Exhibit 33.4)

33.109     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (see Exhibit 33.1)

33.112     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.113     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 350 East 13th Street Mortgage Loan (see Exhibit 33.4)

33.115     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.117     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (see Exhibit 33.1)

33.118     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.119     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.120     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 358 & 362 11th Street Mortgage Loan (see Exhibit 33.4)

33.121     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.122     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.123     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (see Exhibit 33.1)

33.124     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.125     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.126     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 42 Sidney Place Mortgage Loan (see Exhibit 33.4)

33.127     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.128     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.129     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (see Exhibit 33.1)

33.130     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.131     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.132     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 295 DeGraw Street Mortgage Loan (see Exhibit 33.4)

33.133     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.134     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.135     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (see Exhibit 33.1)

33.136     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.137     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.138     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 106 Bedford Avenue Mortgage Loan (see Exhibit 33.4)

33.139     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.140     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.141     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (see Exhibit 33.1)

33.142     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.143     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.144     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 522 East 5th Street Mortgage Loan (see Exhibit 33.4)

33.145     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.146     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.147     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 33.1)

33.148     CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.149     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.150     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 33.4)

33.151     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.152     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.153     K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan

33.154     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.155     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.156     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.157     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.158     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.1)

33.159     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.160     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.161     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.4)

33.162     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.5)

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

34.34       Wells Fargo Bank, National Association, as Trustee of the NOV Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the NOV Headquarters Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the NOV Headquarters Mortgage Loan (see Exhibit 34.5)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.38       KeyBank National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.1)

34.40       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.41       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (see Exhibit 34.1)

34.46       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 320-324 West 14th Street Mortgage Loan (see Exhibit 34.4)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (see Exhibit 34.1)

34.52       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 446-450 West 19th Street Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (see Exhibit 34.1)

34.58       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 57-59 Second Avenue Mortgage Loan (see Exhibit 34.4)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (see Exhibit 34.1)

34.64       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 43 West 27th Street Mortgage Loan (see Exhibit 34.4)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (see Exhibit 34.1)

34.70       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (see Exhibit 34.4)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (see Exhibit 34.1)

34.76       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 610 East 9th Street Mortgage Loan (see Exhibit 34.4)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (see Exhibit 34.1)

34.82       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 402 East 12th Street Mortgage Loan (see Exhibit 34.4)

34.85       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (see Exhibit 34.1)

34.88       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 316 West 14th Street Mortgage Loan  (Omitted. See Explanatory Notes.)

34.90       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 316 West 14th Street Mortgage Loan (see Exhibit 34.4)

34.91       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (see Exhibit 34.1)

34.94       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.96       Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 808 Lexington Avenue Mortgage Loan (see Exhibit 34.4)

34.97       Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (see Exhibit 34.1)

34.100      Situs Holdings, LLC, as Special Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 1384 First Avenue Mortgage Loan (see Exhibit 34.4)

34.103     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 329 Union Street Mortgage Loan (see Exhibit 34.1)

34.106     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.107     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.108     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 329 Union Street Mortgage Loan (see Exhibit 34.4)

34.109     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (see Exhibit 34.1)

34.112     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.113     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 350 East 13th Street Mortgage Loan (see Exhibit 34.4)

34.115     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.117     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (see Exhibit 34.1)

34.118     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.119     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.120     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 358 & 362 11th Street Mortgage Loan (see Exhibit 34.4)

34.121     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.122     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.123     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (see Exhibit 34.1)

34.124     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.125     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.126     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 42 Sidney Place Mortgage Loan (see Exhibit 34.4)

34.127     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.128     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.129     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (see Exhibit 34.1)

34.130     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.131     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.132     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 295 DeGraw Street Mortgage Loan (see Exhibit 34.4)

34.133     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.134     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.135     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (see Exhibit 34.1)

34.136     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.137     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.138     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 106 Bedford Avenue Mortgage Loan (see Exhibit 34.4)

34.139     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.140     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.141     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (see Exhibit 34.1)

34.142     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.143     Wells Fargo Bank, National Association, as Trustee of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.144     Wells Fargo Bank, National Association, as Custodian of the ICON 18 - 522 East 5th Street Mortgage Loan (see Exhibit 34.4)

34.145     Park Bridge Lender Services LLC, as Operating Advisor of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.146     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.147     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 34.1)

34.148     CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.149     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.150     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 34.4)

34.151     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.152     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.153     K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan

34.154     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.155     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.156     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.157     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.158     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.1)

34.159     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.160     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.161     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.4)

34.162     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.5)

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

35.15       KeyBank National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.1)

35.17       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (see Exhibit 35.1)

35.19       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 320-324 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (see Exhibit 35.1)

35.21       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 446-450 West 19th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (see Exhibit 35.1)

35.23       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 57-59 Second Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (see Exhibit 35.1)

35.25       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 43 West 27th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (see Exhibit 35.1)

35.27       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (see Exhibit 35.1)

35.29       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (see Exhibit 35.1)

35.31       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (see Exhibit 35.1)

35.33       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (see Exhibit 35.1)

35.35       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (see Exhibit 35.1)

35.37       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 329 Union Street Mortgage Loan (see Exhibit 35.1)

35.39       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (see Exhibit 35.1)

35.41       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (see Exhibit 35.1)

35.43       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (see Exhibit 35.1)

35.45       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (see Exhibit 35.1)

35.47       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (see Exhibit 35.1)

35.49       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.53       CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.55       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2025