Form 10-K
period 2025-12-31
JPMCC Commercial Mortgage Securities Trust 2019-COR5
filed 2026-03-11
CIK 1774801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan and the ICON 18 - 522 East 5th Street Mortgage Loan, which constituted approximately 0.5%, 0.5%, 0.4%, 0.3%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.2%, 0.1%, 0.1% and 0.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan and the ICON 18 - 522 East 5th Street Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan or the ICON 18 - 522 East 5th Street Mortgage Loan and one other pari passu loan and one subordinate companion loan, each of which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the J.P. Morgan Chase Commercial Mortgage Securities Trust 2019-ICON transaction (the “JPMCC 2019-ICON Transaction”). These loan combinations, including the ICON 18 - 446-450 West 19th Street Mortgage Loan, the ICON 18 - 320-324 West 14th Street Mortgage Loan, the ICON 18 - 57-59 Second Avenue Mortgage Loan, the ICON 18 - 59-61 East 3rd Street Mortgage Loan, the ICON 18 - 808 Lexington Avenue Mortgage Loan, the ICON 18 - 1384 First Avenue Mortgage Loan, the ICON 18 - 329 Union Street Mortgage Loan, the ICON 18 - 350 East 13th Street Mortgage Loan, the ICON 18 - 358 & 362 11th Street Mortgage Loan, the ICON 18 - 610 East 9th Street Mortgage Loan, the ICON 18 - 316 West 14th Street Mortgage Loan, the ICON 18 - 402 East 12th Street Mortgage Loan, the ICON 18 - 42 Sidney Place Mortgage Loan, the ICON 18 - 106 Bedford Avenue Mortgage Loan, the ICON 18 - 295 DeGraw Street Mortgage Loan and the ICON 18 - 522 East 5th Street Mortgage Loan, are being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2019-ICON Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. The ICON 18 - 43 West 27th Street Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the JPMCC 2019-ICON Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

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

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

The servicer compliance statements for the twelve months ended December 31, 2025, furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association, as certificate administrator, and Computershare Trust Company, N.A., as servicing function participant, discloses that the following material instance of noncompliance occurred:

Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, in its capacity as Certificate Administrator, made a distribution on May 15, 2025 (the "May Distribution") to the certificateholders of JPMCC Commercial Mortgage Securities Trust 2019-COR5, Commercial Mortgage Pass-Through Certificates, Series 2019-COR5. The Certificate Administrator was subsequently notified on May 21, 2025 that the distributions due to the Class E-RR, Class F-RR, Class G-RR and Class H-RR Certificateholders were not received on the May 15, 2025 Distribution Date. Upon review, the Certificate Administrator determined that the payments due to the Class E-RR, Class F-RR, Class G-RR and Class H-RR Certificateholders on the May 15, 2025 Distribution Date were not processed as a result of an internal update that set those payments to be manually processed. The impact of the error was limited to the May Distribution.

On May 21, 2025, Computershare processed the payment to the underpaid Classes. In an effort to prevent similar payment errors, Computershare has reinforced its internal control procedures and incorporated enhanced control procedures related to manually processed payments.

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

33.64       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.70       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.76       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.82       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.88       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.94       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.100     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.106     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.112     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.118     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.124     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.130     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.136     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.142     CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.143     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.144     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 33.4)

33.145     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.146     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 33.1)

33.147     K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan

33.148     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.149     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 33.4)

33.150     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 33.5)

33.151     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.152     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.1)

33.153     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.154     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

33.155     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.4)

33.156     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 33.5)

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

34.64       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 59-61 East 3rd Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.70       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 610 East 9th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.76       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 402 East 12th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.82       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 316 West 14th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.88       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 808 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.94       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 1384 First Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.100     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 329 Union Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.106     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 350 East 13th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.112     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 358 & 362 11th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.118     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 42 Sidney Place Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.124     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 295 DeGraw Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.130     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 106 Bedford Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.136     Situs Holdings, LLC, as Special Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.142     CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.143     Wells Fargo Bank, National Association, as Trustee of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.144     Wells Fargo Bank, National Association, as Custodian of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 34.4)

34.145     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.146     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 34.1)

34.147     K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan

34.148     Wells Fargo Bank, National Association, as Trustee of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.149     Wells Fargo Bank, National Association, as Custodian of the SWVP Portfolio Mortgage Loan (see Exhibit 34.4)

34.150     Pentalpha Surveillance LLC, as Operating Advisor of the SWVP Portfolio Mortgage Loan (see Exhibit 34.5)

34.151     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.152     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.1)

34.153     Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.154     Wells Fargo Bank, National Association, as Trustee of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

34.155     Wells Fargo Bank, National Association, as Custodian of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.4)

34.156     Pentalpha Surveillance LLC, as Operating Advisor of the Greenleaf at Howell Mortgage Loan (see Exhibit 34.5)

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

35.49       Situs Holdings, LLC, as Special Servicer of the ICON 18 - 522 East 5th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ICON Upper East Side Portfolio Mortgage Loan (see Exhibit 35.1)

35.51       CWCapital Asset Management LLC, as Special Servicer of the ICON Upper East Side Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the SWVP Portfolio Mortgage Loan (see Exhibit 35.1)

35.53       K-Star Asset Management LLC, as Special Servicer of the SWVP Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Greenleaf at Howell Mortgage Loan (see Exhibit 35.1)

35.55       Rialto Capital Advisors, LLC, as Special Servicer of the Greenleaf at Howell Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 11, 2026